Form 10-K
period 2005-12-31
PEOPLES CHOICE HOME LOAN SECURITIES TRUST SERIES 2005-3
filed 2006-03-29
CIK 1332056

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-119899-03


        People's Choice Home Loan Securities Corp.
        Mortgage-Backed Notes
        Series 2005-3

     (Exact name of registrant as specified in its charter)


  New York                                          N/A
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 24.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) People's Choice Home Loans, as Sub-Servicer for EMC Mortgage Corp <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) People's Choice Home Loans, as Sub-Servicer for EMC Mortgage Corp <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) EMC Mortgage Corp, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    People's Choice Home Loan Securities Corp.
    Mortgage-Backed Notes
    Series 2005-3
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:     Diane TenHoopen, Vice President

  By: /s/ Diane TenHoopen, Vice President

  Dated: March 29, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Diane TenHoopen, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of People's Choice Home Loan Securities Corp. Mortgage-Backed Notes, Series 2005-3 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: EMC Mortgage Corp as Servicer

     Date: March 29, 2006

     /s/ Diane TenHoopen
     Signature

     Vice President
     Title


  EX-99.1
(logo) Grant Thornton

Accountants and Business Advisors



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
MANAGEMENT'S ASSERTION ON COMPLIANCE WITH CERTAIN OF THE
MINIMUM SERVICING STANDARDS SET FORTH IN THE UNIFORM SINGLE
ATTESTATION PROGRAM FOR MORTGAGE BANKERS



Board of Directors
People's Choice Home Loans, Inc.


We have examined management's assertion about People's Choice Home Loans, Inc. and its subsidiaries' ("the Company") compliance with certain of the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with certain of the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that People's Choice Home Loans, Inc and its subsidiaries complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material aspects.


/s/ Grant Thornton LLP


Irvine, California
March 20, 2006




18400 Von Karman Avenue
Suite 700
Irvine, CA 92612-0513
T 949.553.1600
F 949.553.0168
W www.grantthonton.com

Grant Thornton LLP
US member of Grant Thornton International





  EX-99.2
(logo) Peoples Choice
Home Loan, Inc.
The Flexible Lending Solution



March 20, 2006



Management's Assertion

As of and for the year then ended December 31, 2005, People's Choice Home Loans, Inc has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $5 million each.

Sincerely,



/s/ Niel Kornswiet
Neil Kornswiet,
Chief Executive Officer

3/20/06
Date


/s/ Howard Weitzman
Howard Weitzman,
Chief Financial Officer

3/20/06
Date


/s/ Martin Bonanno
Martin Bonanno,
Vice President of Loan Servicing

3/20/06
Date




7515 Irvine Center Drive, Irvine, CA 92618
Phone 888.624.9492 * Fax 888.616.5400
www.flexqual.com





  EX-99.3
(logo)EMC Proven Performance
Mortgage Corporation


Officer's Certificate


PEOPLE'S CHOICE 2005-3


I, Sue Stepanek, Executive Vice President of EMC Mortgage Corporation, do hereby certify to the designated Master Servicer that in respect to the period ending November 30, 2005, a review of the activities of EMC Mortgage Corporation ("EMC"), and the Subservicer during the preceding fiscal year or applicable portion thereof and it's performance under the above referenced Pooling and Servicing Agreement has been made under my supervision. To the best of my knowledge, based on such review, EMC and the Subservicer have fulfilled all of their respective obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer and the nature and status of cure provisions thereof.


/s/ Sue Stepanek
Sue Stepanek, Executive Vice President


March 1, 2006
Date




Two MacArthur Ridge * 909 Hidden Ridge Drive, Suite 200 * Irving, Texas 75038 Mailing Address: P.O. Box 141358, Irving, Texas 75014-1358
(logo)Member

      Mortgage Bankers
      Association of America





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   1A1                            3,499,922.40         81,966,291.62                 0.00             125,864,708.38
   1A2                            4,271,292.23                  0.00                 0.00             212,766,000.00
   1A3                              593,444.19                  0.00                 0.00              28,708,000.00
   2A1                            6,201,561.45         65,253,169.79                 0.00             269,624,830.20
   2A2                            1,569,873.29         16,313,389.89                 0.00              67,406,610.12
   M1                               907,077.38                  0.00                 0.00              42,749,000.00
   M10                              350,585.16                  0.00                 0.00              11,250,000.00
   M11                               52,572.19                  0.00                 0.00               1,687,000.00
   M2                               865,355.08                  0.00                 0.00              40,498,000.00
   M3                               485,230.00                  0.00                 0.00              22,499,000.00
   M4                               474,783.34                  0.00                 0.00              21,374,000.00
   M5                               429,558.25                  0.00                 0.00              19,124,000.00
   M6                               426,164.18                  0.00                 0.00              18,562,000.00
   M7                               419,115.31                  0.00                 0.00              16,312,000.00
   M8                               403,802.29                  0.00                 0.00              15,187,000.00
   M9                               413,744.08                  0.00                 0.00              14,062,000.00
   OT                            14,969,809.43                  0.00                 0.00                       0.00